Form 10-K/A
period 1998-12-31
MELLON RESIDENTIAL FUNDING CORP MORT PAS THR CER SER 1998-1
filed 1999-05-20
CIK 1058421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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


     PART II

     ITEM 8.  Financial Statements and Supplementary Data.

     Independent Accountant's Report of the Servicer.

     Annual Statement of Compliance.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

     Independent Accountant's Report of the Servicer.

     Annual Statement of Compliance.




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


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  May 19, 1999


     EXHIBIT INDEX

     Exhibit Document

     1.1  Independent Accountant's Report of the Servicer.

     1.2  Annual Statement of Compliance.



KPMG

700 Louisiana                                            Telephone 713 319 2000
Houston, TX  77002                                       Fax 713 319 2041


Independent Auditor's Report

The Board of Directors
Mellon Mortgage Company:


We have examined management's assertion about Mellon Mortgage Company's (the Company) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 1998, included in the accompanying Management Assertion (Residential Mortgage Loan Servicing). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Mellon Mortgage Company has complied in all material respects with the aforementioned minimum servicing standards, except minimum servicing standard I.1. related to ensuring that all custodial and clearing accounts are reconciled on a monthly basis and reconciling items are cleared in a timely manner in the Denver Servicing Center, as of and for the year ended December 31, 1998, is fairly stated, in all material respects.

KPMG LLP

January 22, 1999


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


OFFICER'S CERTIFICATE

MELLON MORTGAGE COMPANY

MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-1


The undersigned, Michael J. Kula, Chief Operating Officer of Mellon Mortgage Company, pursuant to Section 3.16 of the Pooling and Servicing Agreement, dated as of January 1, 1998, by and among Mellon Residential Funding Corporation, as Depositor (the "Depositor"), Mellon Mortgage Company, as Seller and Master Servicer, and Bankers Trust Company of California, N.A. as Trustee (the "Trustee") (the "Agreement"), does hereby certify as follows:

1. The undersigned is an officer of Mellon Mortgage Company who is duly authorized to execute and deliver this Officer's Certificate to the Depositor and Trustee pursuant to the Agreement.

2. A review of the activities of Mellon Mortgage Company during the year ended December 31, 1998 with regard to its performance under the Agreement had been conducted under the supervision of the undersigned.

3. To the best knowledge of the undersigned, Mellon Mortgage Company has fulfilled its obligations under the Agreement throughout such year, and is not in default in the performance, observance or fulfillment of or compliance with any of the terms, provisions, convenants and conditions of the Agreement, except for the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers' minimum servicing standard I.1 relating to ensuring that all custodial and clearing accounts are reconciled on a monthly basis and that reconciling items are cleared in a timely manner in the Denver Servicing Center.

IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate this 28th day of April, 1999.


MELLON MORTGAGE COMPANY, as
Master Servicer

By /s/Michael J. Kula
      Name:  Michael J. Kula
      Title:  Chief Operating Officer

OFFICER'S CERTIFICATE

MELLON MORTGAGE COMPANY

MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-2


The undersigned, Michael J. Kula, Chief Operating Officer of Mellon Mortgage Company, pursuant to Section 3.16 of the Pooling and Servicing Agreement, dated as of May 1, 1998, by and among Mellon Residential Funding Corporation, as Depositor (the "Depositor"), Mellon Mortgage Company and Bear Stearns Mortgage Capital Corporation, as Sellers, Mellon Mortgage Company and Norwest Bank Minnesota, National Association, as Master Servicers, and Bankers Trust Company of California, N.A. as Trustee (the "Trustee") (the "Agreement"), does hereby certify as follows:

1. The undersigned is an officer of Mellon Mortgage Company who is duly authorized to execute and deliver this Officer's Certificate to the Depositor and Trustee pursuant to the Agreement.

2. A review of the activities of Mellon Mortgage Company during the year ended December 31, 1998 with regard to its performance under the Agreement had been conducted under the supervision of the undersigned.

3. To the best knowledge of the undersigned, Mellon Mortgage Company has fulfilled its obligations under the Agreement throughout such year, and is not in default in the performance, observance or fulfillment of or compliance with any of the terms, provisions, convenants and conditions of the Agreement, except for the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers' minimum servicing standard I.1 relating to ensuring that all custodial and clearing accounts are reconciled on a monthly basis and that reconciling items are cleared in a timely manner in the Denver Servicing Center.

IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate this 28th day of April, 1999.


MELLON MORTGAGE COMPANY, as
Master Servicer

By /s/Michael J. Kula
      Name:  Michael J. Kula
      Title:  Chief Operating Officer